Form 10-Q
period 2021-09-30
DTRT Health Acquisition Corp.
filed 2021-11-15
CIK 1865537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November
1
5
, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DTRT HEALTH ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the period from April 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021, and for the period from April 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from April 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$1,460,691
Prepaid expenses	1,039,267

Total current assets	2,499,958
Investments held in Trust Account	234,604,574

Total Assets	$237,104,532

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,029,750
Accrued expenses	126,381
Franchise tax payable	88,817

Total current liabilities	1,244,948
Deferred underwriting commissions in connection with the Initial Public Offering	8,050,000
Derivative warrant liabilities	15,792,000

Total Liabilities	25,086,948
Commitments and Contingencies
Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.20 per share at September 30, 2021	234,600,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized ; no non redeemable Class A common stock issued and oustanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(22,582,991)

Total Stockholders’ Deficit	(22,582,416)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$237,104,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period From April 19,
	For The Three Months Ended	2021 (inception) through
	September 30, 2021	September 30, 2021

General and administrative expenses	$34,426	$37,962
Franchise tax expenses	49,315	88,817

Loss from operations	(83,741)	(126,779)
Other income (expenses)
Change in Fair Value of Derivative Warrant Liabilities	(336,000)	(336,000)
Interest Earned - trust	4,576	4,576
Interest Income - checking	23	23
Loss upon issuance of private placement warrants	(4,256,000)	(4,256,000)
Offering costs associated with derivative warrant liabilities	(40,524)	(40,524)

Total other income (expenses)	(4,627,925)	(4,627,925)

Net loss	$(4,711,666)	$(4,754,704)

Weighted average shares outstanding of Class A common stock, basic and diluted	6,000,000	3,887,324

Basic and diluted net loss per share, Class A common stock	$(0.42)	$(0.53)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,195,652	5,126,761

Basic and diluted net loss per share, Class B common stock	$(0.42)	$(0.53)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock						Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	stock	Amount	stock	Amount
Balance - April 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(43,038)	(43,038)

Balance - June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(43,038)	$(18,038)
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,425)	(17,828,287)	(17,852,712)
Net loss	—	—	—	—	—	(4,711,666)	(4,711,666)

Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(22,582,991)	$(22,582,416)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,754,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on Trust Account	(4,574)
Loss upon issuance of private placement warrants	4,256,000
Offering costs associated with derivative warrant liabilities	40,524
Change in fair value of derivative warrant liabilities	336,000
Changes in operating assets and liabilities:
Prepaid expenses	(1,039,267)
Franchise tax payable	88,817
Accounts payable	1,014,750
Accrued expenses	(6,181)

Net cash used in operating activities	(68,635)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(234,600,000)

Net cash used in investing activities	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	11,200,000
Offering costs paid	(5,095,674)

Net cash provided by financing activities	236,129,326

Net increase in cash	1,460,691
Cash - beginning of the period	—

Cash - end of the period	$1,460,691

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$15,000
Offering costs included in accrued expenses	$132,563
Deferred underwriting commissions in connection with the Initial Public Offering	$8,050,000
Accretion of Class A common stock subject to possible redemption	$17,852,712
The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization, Business Operations and Basis of Presentation
DTRT Health Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on April 19, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 7, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is DTRT Health Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 1, 2021. On September 7, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included the exercise in full of the underwriters’ option to purchase 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 5), and approximately $41,000 was offering costs allocated to derivative warrant liability.
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s Public Shares (the “Public Stockholders’”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders’ will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.20 per Public Share, plus pro rata interest earned in Trust Account). The per-share
amount to be distributed to Public Stockholders’ who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders’ (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Sponsor and the Company’s officers and directors (the “Initial Stockholders’”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders’ with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or December 7, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’’ rights as stockholders’ (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders’ and the board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.5 million in its operating bank account and a working capital of approximately $1.3 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and subsequent to June 30, 2021, a loan from the Sponsor of $300,000 under the Note (as defined in Note 4). The Company repaid the Note in full on September 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4).

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from April 19, 2021 (inception) through September

30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had no cash equivalents.
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Derivative Warrant Liabilities
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
at the end of each reporting period.
The warrants issued in connection with the Private Placement are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement
at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s unaudited condensed statement of operations. The fair value of the Private Placement Warrants was determined using Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities will be classified as non-current
liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Initial Public Offering are charged against the carrying value of the Class A shares upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets with a full valuation against them.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 19, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company may be subject to potential examination by U.S. federal, U.S. state or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net loss per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 22,700,000 shares of common stock in the calculation of diluted loss per share, since because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2021, and for the period from April 19, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net loss per common share for each class of common stock:

	For the Three Months Ended September 30, 2021		For The Period From April 19, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(2,525,087)	$(2,186,579)	$(2,050,466)	$(2,704,238)
Denominator:
Basic and diluted weighted average common stocks outstanding	6,000,000	5,195,652	3,887,324	5,126,761

Basic and diluted net loss per common stock	$(0.42)	$(0.42)	$(0.53)	$(0.53)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
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
Note 3 - Initial Public Offering
On September 7, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, which includes the exercise in full of the underwriters’ option to purchase 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 5), and approximately $41,000 was for offering costs allocated to the derivative warrant liabilities.
Each Unit consists of one share of Class A common stock and
one-half
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
Note 4 - Related Party Transactions
Founder Shares
On May 12, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. The Initial Stockholders’ agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on September 7, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture.
The Initial Stockholders’ agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders’ having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $1,666.66 per month for office space, secretarial and administrative services provided to members of the Company’s management team through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $1,667 in the three months ended September 30, 2021 and the period from April 19, 2021 (inception) through September 30, 2021 for such fees.
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies
Registration and Stockholders’ Rights
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
Note 6 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross Proceeds	$230,000,000
Less:
Class A common stock issuance costs	(13,252,712)
Plus:
Accretion of carrying value to redemption value	17,852,712

Class A common stock subject to possible redemption	$234,600,000

Note 7 – Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed balance sheet. See Note 6.
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of these, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters fully exercised the over-allotment on September 7, 2021; thus, these 750,000 shares of Class B common stock are no longer subject to forfeiture.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the stockholders’ except as required by law. The Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders’), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, executive officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Note 8 - Warrants
As of September 30, 2021, the Company has 11,500,000 Public Warrants and 11,200,000 Private Placement Warrants outstanding.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30
-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders’ or their affiliates, without taking into account any Founder Shares held by the initial stockholders’ or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “- Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
Note 9 – Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, September 30, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$234,604,574	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$15,792,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were not transfers between levels in the three months ended September 30, 2021, and the period from April 19, 2021 (inception) through September 30, 2021.
Level 1 assets include investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants was measured using Black-Scholes Option Closing Model. The fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.57	$9.59
Volatility	25.0%	25.0%
Term (years)	5.5	5.50
Risk-free rate	0.90%	0 9%
Dividend yield	0.0%	0.0%
The change in the fair value of Level 3 derivative warrant liabilities for the period from April 19, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at April 19, 2021 (inception)	$—
Issuance of Private Warrants	15,456,000
Change in fair value of derivative warrant liabilities -private	336,000

Derivative warrant liabilities at September 30, 2021	$15,792,000

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

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
Upon the closing of the Initial Public Offering and the Private Placement, $234.6 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.5 million in our operating bank account and a working capital of approximately $1.3 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase the Founder Shares and a loan from our Sponsor of $300,000 under the Note. We repaid the Note in full on September 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.
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
Results of Operations
Our entire activity since inception up to September 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our search for a prospective target business combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended September 30, 2021, we had a net loss of approximately $4.7 million which consisted of approximately $4.3 million loss upon issuance of Private Placement warrants, approximately $336,000 change in fair value of derivative warrant liabilities, approximately $41,000 offering costs associated with derivative warrant liabilities, approximately $34,000 of general and administrative expenses and approximately $49,000 of franchise tax expense, offset by approximately $5,000 of interest income from investments held in the Trust Account & checking account.
For the period from April 19, 2021 (inception) through September 30, 2021, we had a net loss of approximately $4.75 million, which consisted of approximately $4.3 million loss upon issuance of Private Placement warrants, approximately $336,000 change in fair value of derivative warrant liabilities, approximately $41,000 offering costs associated with derivative warrant liabilities, approximately $$38,000 of general and administrative expenses and approximately $89,000 of franchise tax expense, offset by approximately $5,000 of interest income from investments held in the Trust Account and the checking account.
Contractual Obligations
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. The underwriters fully exercised the over-allotment on September 7, 2021.
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or approximately $8.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement
Critical Accounting Policies
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed
at the end of each reporting period.
The warrants issued in connection with the Private Placement are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement
at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s unaudited condensed statement of operations. The fair value of the Private Placement Warrants was determined using Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities will be classified as non-current
liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common stock is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 22,700,000 shares of common stock in the calculation of diluted loss per share, since because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2021, and for the period from April 19, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
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
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this
15th day of November, 2021
.

DTRT HEALTH ACQUISITION CORP.

By:	/s/ Mark Heaney
Name:	Mark Heaney
Title:	Chief Executive Officer (Principal Executive Officer)