Form 10-Q/A
period 2021-09-30
DTRT Health Acquisition Corp.
filed 2022-02-23
CIK 1865537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
Amendment No.
1

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
of the Exchange Act).     Yes  ☒    No   ☐
As of November 15, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Explanatory Note
This Amendment No. 1 to the Quarterly
R
eport on Form 10-Q/A of DTRT Health Acquisition Corp. (the “Company”) amends the Quarterly Report on Form 10-Q as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On January 28, 2022, the Company’s management and the Audit Committee concluded that due to a reclassification of the Company’s temporary and permanent equity, the Company’s previously issued audited balance sheet as of September 7, 2021 filed with the Company’s Form 8-K filed on September 14, 2021 should no longer be relied upon. As such, the Company filed an amendment to its Form 8-K filing on
February
18
, 2022
.
In light of this finding, it was determined that it is appropriate to amend and restate the Company’s previously issued audited balance sheet as of September 7, 2021 to reclassify all of the Company’s Class A common stock as temporary equity and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. As such, this amendment is being filed to amend and restate Part 1 Item 4. Controls and Procedures.
This Amendment No. 1 does not include the entire Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of September 7, 2021.
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
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the material weakness was not yet identified.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, additional effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

22nd day of February, 2022
.

DTRT HEALTH ACQUISITION CORP.

By:	/s/ Mark Heaney
Name:	Mark Heaney
Title:	Chief Executive Officer (Principal Executive Officer)

3