Form 10-Q
period 2022-03-31
DTRT Health Acquisition Corp.
filed 2022-05-13
CIK 1865537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Registrant’s telephone number, including area c
ode: (312)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9
0 days.
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
13
, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DTRT HEALTH ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DTRT HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 202 1
	(unaudited)
Assets:
Current assets:
Cash	$166,968	$342,152
Prepaid expenses	770,178	861,218

Total current assets	937,146	1,203,370
Investments held in Trust Account	234,621,300	234,616,804

Total Assets	$235,558,446	$235,820,174

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Due to related parties	$11,669	$6,668
Accounts payable	73,606	—
Accrued expenses	185,200	164,900
Franchise tax payable	46,510	138,680

Total current liabilities	316,985	310,248
Deferred underwriting commissions in connection with the Initial Public Offering	8,050,000	8,050,000
Derivative warrant liabilities	2,800,000	5,824,000

Total Liabilities	11,166,985	14,184,248

Commitments and Contingencies
Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.20 per share at March 31, 2022 and December 31, 2021	234,600,000	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized at March 31, 2022 and December 31, 2021 ; 23,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,209,114)	(12,964,649)

Total Stockholders’ Deficit	(10,208,539)	(12,964,074)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$235,558,446	$235,820,174

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$252,855
General and administrative expenses—Related Party	5,001
Franchise tax expenses	48,767

Loss from operations	(306,623)

Other income
Change in fair value of derivative warrant liabilities	3,024,000
Interest income earned on Trust Account	38,150
Interest income - checking	8

Total other income, net	3,062,158

Net income	$2,755,535

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000

Basic and diluted net income per share, Class A common stock	$0.10

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000

Basic and diluted net income per share, Class B common stock	$0.10

The accompanying notes are an integral part of
this
unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-in	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(12,964,649)	$(12,964,074)
Net income	—	—	—	—	—	2,755,535	2,755,535

Balance - March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(10,209,114)	$(10,208,539)

The accompanying notes are an integral part of
this
unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net income	$2,755,535
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(38,150)
Change in fair value of derivative warrant liabilities	(3,024,000)
Changes in operating assets and liabilities:
Prepaid expenses	91,040
Franchise tax payable	(92,170)
Accounts payable	73,606
Due to related parties	5,001
Accrued expenses	20,300

Net cash used in operating activities	(208,838)

Cash Flows from Investing Activities
Withdrawal from trust for payment of franchise tax	33,654

Net cash provided by investing activities	33,654

Net change in cash	(175,184)

Cash - beginning of the period	342,152

Cash - end of the period	$166,968

The accompanying notes are an integral part of
this
unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 – Description of Organization, Business Operations and Basis of Presentation
DTRT Health Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on April 19, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all the risks associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 7, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account from the proceeds derived from the Initial Public Offering.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $167,000 in its operating bank account and a working capital of approximately $620,000.
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
“Presentation of Financial Statements—Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 7, 2022 (unless such period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on April 1, 2022.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’
deficit
. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’
deficit
section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation against them.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net loss per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 22,700,000 shares of common stock in the calculation of diluted loss per share, since because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net loss per common share for each class of common stock:

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income—basic and diluted	$2,204,428	$551,107

Denominator:
Basic and diluted weighted average shares of common stock outstanding	23,000,000	5,750,000

Basic and diluted net income per share of common stock	$0.10	$0.10

Recent Accounting Pronouncements
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.
Note 3 – Initial Public Offering
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
Note 4 – Related Party Transactions
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
Related Party Loans
On May 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $300,000 under the Note since its execution on May 11, 2021, and fully repaid this amount on September 7, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021
,
the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $1,666.66 per month for office space, secretarial and administrative services provided to members of the Company’s management team through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $5,000 for the three months ended March 31, 2022 for such fees. As of March 31, 2022 and December 31, 2021 the Company had approximately $11,700 and $6,700, respectively, in due to related parties on the condensed balance sheets.
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

Note 5 – Commitments and Contingencies
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.
Note 6 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$230,000,000
Less:
Class A common stock issuance costs	(13,245,900)
Plus:
Accretion of carrying value to redemption value	17,845,900

Class A common stock subject to possible redemption	$234,600,000

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets. See Note 6.
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of these, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters fully exercised the over-allotment on September 7, 2021; thus, these 750,000 shares of Class B common stock are no longer subject to forfeiture.
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
basis.
Note 8 – Warrants
As of March 31, 2022 and December 31, 2021, the Company has 11,500,000 Public Warrants and 11,200,000 Private Placement Warrants outstanding.
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 – Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$234,621,300	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$2,800,000
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$234,616,804	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$5,824,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended March 31, 2022.
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.03	$9.98
Volatility	3.5%	10.0%
Term (years)	5.50	5.50
Risk-free rate	2.40%	1.30%
The change in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,824,000
Change in fair value of derivative warrant liabilities - private	(3,024,000)

Derivative warrant liabilities at March 31, 2022	$2,800,000

Note 10 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Our sponsor is DTRT Health Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on September 1, 2021. On September 7, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which includes the exercise in full of the underwriters’ option to purchase 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, and incurring offering costs of approximately $13,300,000, of which approximately $8,100,000 was for deferred underwriting commissions and approximately $71,000 was for offering costs allocated to derivative warrant liabilities.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 11,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $11,200,000.
Upon the closing of the Initial Public Offering and the Private Placement, $234,600,000 ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants were placed in a trust account (the “Trust Account”) and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Liquidity and Going Concern
As of March 31, 2022, we had approximately $167,000 in our operating bank account and a working capital of approximately $620,000.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Class B common stock, par value $0.0001 per share (the “Founder Shares”) and a loan from our Sponsor of $300,000 under a promissory note (the “Note”) dated May 11, 2021. We borrowed $300,000 under the Note since its execution on May 11, 2021, and fully repaid this amount on September 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 7, 2022 (unless such period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Results of Operations
Our entire activity since inception up to March 31, 2022, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our search for a prospective target Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had a net income of approximately $2.8 million, which consisted of approximately $3.0 million change in fair value of derivative warrant liabilities and $38,000 of interest income from investments held in the Trust Account, offset by approximately $253,000 of general and administrative expenses and approximately $49,000 of franchise tax expense.
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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or approximately $8,100,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on April 1, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors or negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2022.

DTRT HEALTH ACQUISITION CORP.

By:	/s/ Mark Heaney
Name:	Mark Heaney
Title:	Chief Executive Officer (Principal Executive Officer)