Form 10-Q
period 2022-06-30
DTRT Health Acquisition Corp.
filed 2022-08-12
CIK 1865537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August
11
, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and
5,750,000
shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DTRT HEALTH ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from April 19, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

PART III. SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
DTRT HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)

Assets:
Current assets:
Cash	$159,589	$342,152
Prepaid expenses	624,004	861,218

Total current assets	783,593	1,203,370
Investments held in Trust Account	234,592,205	234,616,804

Total Assets	$235,375,798	$235,820,174

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Due to related parties	$16,670	$6,668
Accounts payable	24,528	—
Accrued expenses	172,900	164,900
Franchise tax payable	39,496	138,680

Total current liabilities	253,594	310,248
Deferred underwriting commissions in connection with the Initial Public Offering	8,050,000	8,050,000
Derivative warrant liabilities	784,000	5,824,000

Total Liabilities	9,087,594	14,184,248

Commitments and Contingencies
Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.20 per share at June 30, 2022 and December 31, 2021	234,600,000	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,312,371)	(12,964,649)

Total Stockholders’ Deficit	(8,311,796)	(12,964,074)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$235,375,798	$235,820,174

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Period from April 19, 2021 (inception) through June 30, 2021
General and administrative expenses	$199,996	$452,851	$3,536
General and administrative expenses - Related Party	5,001	10,002	—
Franchise tax expenses	49,315	98,082	39,502

Loss from operations	(254,312)	(560,935)	(43,038)

Other income (expenses)
Change in fair value of derivative warrant liabilities	$2,016,000	$5,040,000	$—
Interest income earned on Trust Account	135,052	173,202	—
Interest income - checking	3	11	—

Total other income (expenses)	2,151,055	5,213,213	—

Net income (loss)	$1,896,743	$4,652,278	$(43,038)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	23,000,000	—

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$0.16	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,750,000	3,424,658

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$0.16	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid- i n	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(12,964,649)	$(12,964,074)
Net income	—	—	—	—	—	2,755,535	2,755,535

Balance - March 31, 2022 (unaudited)	—	—	5,750,000	575	—	(10,209,114)	(10,208,539)
Net income	—	—	—	—	—	1,896,743	1,896,743

Balance - June 30, 2022 (unaudited)	—	—	$5,750,000	$575	$—	$(8,312,371)	$(8,311,796)

For the Period from April 19, 2021 (inception) through June 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid- i n	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance - April 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(43,038)	(43,038)

Balance - June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(43,038)	$(18,038)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months E nded June 30, 2022	For the Period from April 19, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,652,278	$(43,038)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on Trust Account	(173,202)	—
Change in fair value of derivative warrant liabilities	(5,040,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	237,214	—
Franchise tax payable	(99,184)	39,502
Accounts payable	24,528	1,585
Due to related parties	10,002	—
Accrued expenses	8,000	1,000

Net cash used in operating activities	(380,364)	(951)

Cash Flows from Investing Activities:
Withdraw al from trust for payment of franchise tax	197,801	—

Net cash provided by investing activities	197,801	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	—	25,000

Net change in cash	(182,563)	24,049

Cash - beginning of the period	342,152	—

Cash - end of the period	$159,589	$24,049

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$60,247
Offering costs included in accrued expenses	$—	$273,500
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 7, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $160,000 in its operating bank account and a working capital of approximately $530,000.
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
“Presentation of Financial Statements - Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 7, 2022 (unless such period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six
months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on April 1, 2022.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on Trust Account (see statement of operations) in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’
equity or deficit section of the Company’s balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 19, 2021 (inception) through December 31, 2021 and the three months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 22,700,000
shares of common stock in the calculation of diluted loss per share, since because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net loss per share for the three months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income (loss) per share of common stock for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Period from April 19, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss) - basic and diluted	$1,517,394	$379,349	$3,721,822	$930,456	$—	$(43,038)

Denominator:
Basic and diluted weighted average common stocks outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	3,424,658

Basic and diluted net income (loss) per share of common stock	$0.07	$0.07	$0.16	$0.16	$—	$(0.01)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
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
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders’ having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds
$
12.00
per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any
20
-trading days within any
30
-trading day period commencing at least
150
days after the initial Business Combination, the Founder Shares will be released from the lockup.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021 the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $1,666.66 per month for office space, secretarial and administrative services provided to members of the Company’s management team through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $5,000 and $10,000 for the three and six months ended June 30, 2022, respectively, for such fees. As of June 30, 2022 and December 31, 2021 the Company had approximately $11,700 and $6,700, respectively, in due to related parties on the unaudited condensed balance sheets.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Note 6 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity or deficit in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$230,000,000
Less:
Class A common stock issuance costs	(13,245,900)
Plus:
Accretion of carrying value to redemption value	17,845,900

Class A common stock subject to possible redemption	$234,600,000

Note 7 - Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheet. See Note 6.
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of these, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters fully exercised the over-allotment on September 7, 2021; thus, these 750,000 shares of Class B common stock are no longer subject to forfeiture.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the stockholders’ except as required by law. The Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis
, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, executive officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8 - Warrants
As
of June
30, 2022 and December 31, 2021, the Company has 11,500,000 Public Warrants and 11,200,000 Private Placement Warrants outstanding.
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

•
if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20
-
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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the
I
nitial
S
tockholders’ or their affiliates, without taking into account any Founder Shares held by the
I
nitial
S
tockholders’ or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “- Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
Note 9 - Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$234,592,205	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$784,000
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$234,616,804	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$5,824,000
Transfers
to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended June 30, 2022.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.07	$9.98
Volatility	0.9%	10.0%
Term (years)	5.50	5.50
Risk-free rate	3.00%	1.30%
Dividend yield	0.0%	0.0%
The change in the fair value of Level 3 derivative warrant liabilities for the three months ended June 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,824,000
Change in fair value of derivative warrant liabilities-private	(3,024,000)

Derivative warrant liabilities at March 31, 2022	$2,800,000
Change in fair value of derivative warrant liabilities-private	(2,016,000)

Derivative warrant liabilities at June 30, 2022	$784,000

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022, as supplemented by the Company’s Quarterly Report on Form
10-Q
for the period ended June 30, 2022June 30, 2022, filed with the SEC on May 13, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $160,00 in our operating bank account and a working capital of approximately $530,000.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Class B common stock, par value $0.0001 per share (the “Founder Shares”) and a loan from our Sponsor of $300,000 under a promissory note (the “Note”) dated May 11, 2021. We borrowed $300,000 under the Note since its execution on May 11, 2021, and fully repaid this amount on September 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 7, 2022 (unless such period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Results of Operations
Our entire activity since inception up to June 30, 2022, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our search for a prospective target Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had a net income of approximately $1.9 million, which consisted of approximately $2.0 million change in fair value of derivative warrant liabilities and $135,000 of interest income from investments held in the Trust Account, offset by approximately $205,000 of general and administrative expenses and approximately $49,000 of franchise tax expense.
For the six months ended June 30, 2022, we had a net income of approximately $4.7 million, which consisted of approximately $5.0 million change in fair value of derivative warrant liabilities and $173,000 of interest income from investments held in the Trust Account, offset by approximately $463,000 of general and administrative expenses and approximately $98,000 of franchise tax expense.
For the period from April 19, 2021 (inception) to June 30, 2021, we had a net loss of approximately $43,000, which consisted of $3,000 in general and administrative expenses and approximately $40,000 of franchise tax expense.
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
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or approximately $8,100,000 in the aggregate. The deferred fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on April 1, 2022. There have been no significant changes in the application of our critical accounting policies during the three and six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
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
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on April 1, 2022, as supplemented by our Quarterly Report on Form
10-Q
for the three months ended March 31, 2022, filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

PART III
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 2022.

DTRT HEALTH ACQUISITION CORP.

By:	/s/ Mark Heaney
Name:	Mark Heaney
Title:	Chief Executive Officer (Principal Executive Officer)