Form 10-Q
period 2022-09-30
DTRT Health Acquisition Corp.
filed 2022-11-14
CIK 1865537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
10
, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DTRT HEALTH ACQUISITION CORP.

Form 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the period from April 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the period from April 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from April 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART III. SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
DTRT HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)

Assets:
Current assets:
Cash	$69,771	$342,152
Prepaid expenses	489,460	861,218

Total current assets	559,231	1,203,370
Investments held in Trust Account	235,611,624	234,616,804

Total Assets	$236,170,855	$235,820,174

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Due to related parties	$21,671	$6,668
Accounts payable	39,750	—
Accrued expenses	143,100	164,900
Franchise tax payable	61,195	138,680
Income tax payable	256,369	—

Total current liabilities	522,085	310,248
Deferred underwriting commissions in connection with the Initial Public Offering	8,050,000	8,050,000
Derivative warrant liabilities	3,472,000	5,824,000

Total Liabilities	12,044,085	14,184,248

Commitments and Contingencies
Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.23 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	235,194,060	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,067,865)	(12,964,649)

Total Stockholders’ Deficit	(11,067,290)	(12,964,074)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$236,170,855	$235,820,174

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from April 19, 2021 (inception) through
	2022	2021	2022	September 30, 2021
General and administrative expenses	$209,792	$34,426	$662,643	$37,962
General and administrative expenses - Related Party	5,001	—	15,003	—
Franchise tax expenses	49,863	49,315	147,945	88,817

Loss from operations	(264,656)	(83,741)	(825,591)	(126,779)

Other income (expenses)
Change in Fair Value of Derivative Warrant Liabilities	(2,688,000)	(336,000)	2,352,000	(336,000)
Interest Earned - trust	1,047,583	4,576	1,220,785	4,576
Interest Income - checking	8	23	19	23
Loss upon issuance of private placement warrants	—	(4,256,000)	—	(4,256,000)
Offering costs associated with derivative warrant liabilities	—	(40,524)	—	(40,524)

Income (loss) before income taxes	(1,905,065)	(4,711,666)	2,747,213	(4,754,704)
Income tax expense	(256,369)	—	(256,369)	—

Net income (loss)	$(2,161,434)	$(4,711,666)	$2,490,844	$(4,754,704)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	6,000,000	23,000,000	3,887,324

Basic and diluted net income (loss) per share, Class A common stock	$(0.08)	$(0.42)	$0.09	$(0.53)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,195,652	5,750,000	5,126,761

Basic and diluted net income (loss) per share, Class B common stock	$(0.08)	$(0.42)	$0.09	$(0.53)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	—	5,750,000	$575	—	$(12,964,649)	$(12,964,074)
Net income	—	—	—	—	—	2,755,535	2,755,535

Balance - March 31, 2022 (unaudited)	—	—	5,750,000	575	—	(10,209,114)	(10,208,539)
Net income	—	—	—	—	—	1,896,743	1,896,743

Balance - June 30, 2022 (unaudited)	—	—	5,750,000	$575	—	$(8,312,371)	$(8,311,796)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(594,060)	(594,060)
Net l oss	—	—	—	—	—	(2,161,434)	(2,161,434)

Balance - September 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(11,067,865)	$(11,067,290)

For the Three Months Ended September 30, 2021 and For the Period from April 19, 2021 (inception) through
September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance - April 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(43,038)	(43,038)

Balance - June 30, 2021 (unaudited)	—	—	5,750,000	575	24,425	(43,038)	(18,038)
Accretion of Class A common stock redemption amount	—	—	—	—	(24,425)	(17,828,287)	(17,852,712)
Net loss	—	—	—	—	—	(4,711,666)	(4,711,666)

Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(22,582,991)	$(22,582,416)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Period from
	Months ended	April 19, 2021
	September 30,	(inception) through
	2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,490,844	$(4,754,704)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on Trust Account	(1,220,785)	(4,574)
Loss upon issuance of Private Placement Warrants	—	4,256,000
Offering costs associated with derivative warrant liabilities	—	40,524
Change in fair value of derivative warrant liabilities	(2,352,000)	336,000
Changes in operating assets and liabilities:
Prepaid expenses	371,758	(1,039,267)
Franchise tax payable	(77,485)	88,817
Accounts payable	39,750	1,014,750
Income tax payable	256,369	—
Due to related part ies	15,003	—
Accrued expenses	(21,800)	(6,181)

Net cash used in operating activities	(498,346)	(68,635)

Cash Flows from Investing Activities
Withdraw from trust for payment of franchise tax	225,965	—
Principal deposited in Trust Account	—	(234,600,000)

Net cash provided by (used in) investing activities	225,965	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	300,000
Repayment of note payable to related party	—	(300,000)
Proceeds received from Initial Public Offering, gross	—	230,000,000
Proceeds received from Private Placement	—	11,200,000
Offering costs paid	—	(5,095,674)

Net cash provided by financing activities	—	236,129,326

Net change in cash	(272,381)	1,460,691

Cash - beginning of the period	342,152	—

Cash - end of the period	$69,771	$1,460,691

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$15,000
Offering costs included in accrued expenses	$—	$132,563
Deferred underwriting commissions in connection with the Initial Public Offering	$—	$8,050,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 19, 2021 (inception) through September 7, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a target Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
Proposed Business Combination
On September 28, 2022, the Company entered into an agreement and plan of merger by and among the Company, Grizzly New Pubco, Inc. (“New Pubco”), a wholly owned subsidiary of the Company, Grizzly Merger Sub, Inc., a wholly owned subsidiary of New Pubco (“Grizzly Merger Sub”), Consumer Direct Holdings, Inc., a Montana corporation (“CDH”) and the Pre-Closing Holder
Representative (as defined therein) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement has been unanimously approved by the Company’s and CDH’s board of directors and adopted by CDH’s shareholders. If the Merger Agreement is approved by the Company’s stockholders and the transactions contemplated by the Merger Agreement are consummated, the CDH shareholders will form a Delaware corporation (“Newco”) and contribute all of the issued and outstanding shares of CDH common stock to Newco in exchange for shares of Newco common stock. Grizzly Merger Sub will merge with and into the Company, the Company’s stockholders will receive shares of New Pubco common stock in exchange for their shares of the Company’s common stock and New Pubco private placement warrants in exchange for their Private Placement Warrants, and the Company will be the surviving entity in the merger as a wholly owned subsidiary of New Pubco (the “First Merger”), and immediately following the First Merger, the Company will convert into an limited liability company (the “Conversion”). Following the First Merger and the Conversion, Newco will merge with and into New Pubco, with New Pubco surviving the merger (the “Second Merger” and together with the First Merger and all other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In connection with the consummation of the Proposed Business Combination, New Pubco will be renamed “Consumer Direct Care Network, Inc.” (“CDCN”). The board of directors of the post-closing public entity, CDCN, will be comprised of a total of seven (7) directors, five (5) of whom will be nominated by the pre-closing shareholders
of CDH and two (2) of whom will be nominated by the Sponsor.
In connection with the First Merger and without any further action on the part of any party, each share of Class A common stock and Class B common stock of the Company will be converted into one share of common stock of New Pubco, and each private placement warrant and public warrant will be converted into one private placement warrant of New Pubco and one public warrant of New Pubco, respectively, each exercisable for one share of New Pubco common stock.
Under the Merger Agreement, in connection with the Second Merger, the Company has agreed to indirectly acquire all of the outstanding equity interests of CDH for approximately $527 million in aggregate consideration, subject to specified adjustments, which will be paid at the effective time of the Proposed Business Combination. Such consideration will be paid in cash and shares of common stock of New Pubco, calculated based on the per share merger consideration value formula as set forth in the Merger Agreement and, in the case of the shares of common stock of New Pubco, calculated based on a price of $10.20 per share (the “Closing Price”). The cash consideration is expected to be $118.35 million, less certain advisor expenses, and the remainder of the aggregate consideration will be paid in shares of common stock of New Pubco. The stock consideration is subject to the following adjustments: (i) an increase for CDH’s cash on hand as of closing; (ii) a decrease for CDH’s indebtedness as of Closing; (iii) a decrease for certain advisor expenses; (iv) an increase or decrease for CDH’s working capital as compared to a working capital target; (v) an increase or decrease for the amount by which CDH’s transaction expenses are less than (or greater than) $7 million; and (vi) an increase for credited expenses paid by CDH.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of CDH, the Company, Grizzly Merger Sub and New Pubco prior to the closing of the Proposed Business Combination.
The closing of the Proposed Business Combination is subject to certain customary conditions, including, among other things: (i) approval by the Company’s stockholders of the proposals being presented at the special meeting, (ii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of a material adverse regulatory event by a governmental entity that enjoins, prohibits or makes illegal the consummation of the Proposed Business Combination, (iv) the Company obtaining financing satisfactory to CDH, (v) certain contracts of CDH and its subsidiaries that have been agreed to between the parties being in full force and effect and (vi) the approval of listing of the shares of New Pubco common stock on one of the Nasdaq market tiers.
The Merger Agreement may be terminated by the Company or CDH under certain circumstances.
Registration Rights Agreement
At the closing of the Proposed Business Combination, New Pubco, the Company, the Sponsor, certain members of the Sponsor (the “Sponsor Members”) and the holders of CDH capital stock (the “CDH shareholders” and together with the Sponsor and the Sponsor Members, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, New Pubco will be obligated to file a registration statement to register the resale of certain securities of the New Pubco held by such Holders. In addition, such Holders may make a written demand to New Pubco for an underwritten offering at any time after the three hundred seventy-fifth (375 th
) day following the consummation of the Proposed Business Combination (or such earlier time in the event that the demand is with respect to greater than 65% of the registrable securities and New Pubco has obtained the prior written consent of the Sponsor). The Registration Rights Agreement will also provide such Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $70,000 in its operating bank account and a working capital of approximately $37,000.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and a loan from the Sponsor of $300,000 under the Note (as defined in Note 4). The Company repaid the Note in full on September 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4).
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
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet primarily due to their short-term nature, except for derivative warrant liabilities.
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on Trust Account (see statements of operations) in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
at the end of each reporting period.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The warrants issued in connection with the Private Placement are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement
at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of the Private Placement Warrants was determined using Black-Scholes Option Pricing Model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities will be classified as non-current
liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity or deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense
of approximately $256,000 were recorded as of September 30, 2022 and there were no unrecognized tax benefits or expense
for December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 19, 2021 (inception) through December 31, 2021
or
for the nine months ended September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 22,700,000 shares of common stock in the calculation of diluted loss per share, since because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net loss per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from April 19, 2021 (Inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute the calculation of basic and diluted net income (loss) per share of common stock for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Period from April 19, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income ( loss ) - basic and diluted	$(1,729,147)	$(432,287)	$(2,525,087)	$(2,186,579)	$1,992,675	$498,169	$(2,050,466)	$(2,704,238)

Denominator:
Basic and diluted weighted average common stocks outstanding	23,000,000	5,750,000	6,000,000	5,195,652	23,000,000	5,750,000	3,887,324	5,126,761

Basic and diluted net income ( loss ) per common stock	$(0.08)	$(0.08)	$(0.42)	$(0.42)	$0.09	$0.09	$(0.53)	$(0.53)

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
20-trading
days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $1,666.66 per month for office space, secretarial and administrative services provided to members of the Company’s management team through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $5,000 and $15,000 for the three and nine months ended September 30, 2022, respectively, for such fees. The Company incurred $1,667 in the three months ended September 30, 2021 and the period from April 19, 2021 (inception) through September 30, 2021, respectively, for such fees. As of September 30, 2022 and December 31, 2021, the Company had approximately
$21,700 and $6,700, respectively, in due to related parties on the unaudited condensed balance sheets.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any Private Investment in Public Equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note 6 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity or deficit in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$230,000,000
Less:
Class A common stock issuance costs	(13,245,900)
Plus:
Accretion of carrying value to redemption value	17,845,900
Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Increase in redemption value of Class A common stock subject to possible redemption	594,060

Class A common stock subject to possible redemption at September 30, 2022	$235,194,060

Note 7 - Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheet. See Note 6.
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding. Of these, an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters fully exercised the over-allotment on September 7, 2021; thus, these 750,000 shares of Class B common stock are no longer subject to forfeiture.
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
basis.
Note 8 - Warrants
As of September 30, 2022 and December 31, 2021, the Company has 11,500,000 Public Warrants and 11,200,000 Private Placement Warrants outstanding.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants have been issued upon separation of the Units and only whole Public Warrants trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
20-trading
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

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
Note 9 - Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$235,611,624	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$3,472,000
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$234,616,804	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$5,824,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the nine months ended September 30, 2022 or for the period from April 19, 2021 (inception) through September 30, 2021.

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
For the three months ended September 30, 2022 and 2021, the Company recognized a (loss) of approximately $(2.2)
million

and $(4.7) million, respectively, resulting from an (increase) in the fair value of liabilities and loss upon issuance of private placement warrants
, as presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
For the nine months ended September 30, 2022 and the period from April 19, 2021 (inception) through September 30, 2021, the Company recognized a gain/(loss) of approximately $2.4 million and $(4.5) million, respectively, resulting from a decrease/(increase) in the fair value of liabilities and loss upon issuance of private placement warrants
, as presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2022	As of December 31, 2021

Exercise price	$11.50	$11.50
Stock price	$10.16	$9.98
Volatility	7.5%	10.0%
Term (years)	5.50	5.50
Risk-free rate	4.00%	1.30%
Dividend yield	0.0%	0.0%
The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,824,000
Change in fair value of derivative warrant liabilities-private	(3,024,000)

Derivative warrant liabilities at March 31, 2022	$2,800,000
Change in fair value of derivative warrant liabilities-private	(2,016,000)

Derivative warrant liabilities at June 30, 2022	$784,000
Change in fair value of derivative warrant liabilities-private	2,688,000

Derivative warrant liabilities at September 30, 2022	$3,472,000

The change in the fair value of Level 3 derivative warrant liabilities for the period from April 19, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at April 19, 2021 (inception)	$—
Issuance of Private Placement Warrants	15,456,000
Change in fair value of derivative warrant liabilities-private	336,000

Derivative warrant liabilities at September 30, 2021	$15,792,000

DTRT HEALTH ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 25, 2022, the Company issued an unsecured convertible promissory note in the aggregate principal amount of

$
90,000
(the “Convertible Note”) to the Sponsor. Pursuant to the Convertible Note, the Company agreed to repay the outstanding principal amount of the Convertible Note on the earlier of

(i)
May 31, 2023
and
(ii) the effective date of a Business Combination (the “Maturity Date”).

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022, as supplemented by the Company’s Quarterly Reports on Form 10-Q for the period ended March 30, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 12, 2022, respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination

On September 28, 2022, we entered into an agreement and plan of merger by and among the Company, Grizzly New Pubco, Inc. (“New Pubco”), a wholly owned subsidiary of the Company, Grizzly Merger Sub, Inc., a wholly owned subsidiary of New Pubco (“Grizzly Merger Sub”), Consumer Direct Holdings, Inc., a Montana corporation (“CDH”) and the Pre-Closing Holder Representative (as defined therein) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement has been unanimously approved by the Company’s and CDH’s board of directors and adopted by CDH’s shareholders. If the Merger Agreement is approved by the Company’s stockholders and the transactions contemplated by the Merger Agreement are consummated, the CDH shareholders will form a Delaware corporation (“Newco”) and contribute all of the issued and outstanding shares of CDH common stock to Newco in exchange for shares of Newco common stock. Grizzly Merger Sub will merge with and into the Company, the Company’s stockholders will receive shares of New Pubco common stock in exchange for their shares of the Company’s common stock and New Pubco private placement warrants in exchange for their Private Placement Warrants, and the Company will be the surviving entity in the merger as a wholly owned subsidiary of New Pubco (the “First Merger”), and immediately following the First Merger, the Company will convert into an limited liability company (the “Conversion”). Following the First Merger and the Conversion, Newco will merge with and into New Pubco, with New Pubco surviving the merger (the “Second Merger” and together with the First Merger and all other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). In connection with the consummation of the Proposed Business Combination, New Pubco will be renamed “Consumer Direct Care Network, Inc.” (“CDCN”). The board of directors of the post-closing public entity, CDCN, will be comprised of a total of seven (7) directors, five (5) of whom will be nominated by the pre-closing shareholders of CDH and two (2) of whom will be nominated by the Sponsor.

In connection with the First Merger and without any further action on the part of any party, each share of Class A common stock and Class B common stock of the Company will be converted into one share of common stock of New Pubco, and each private placement warrant and public warrant will be converted into one private placement warrant of New Pubco and one public warrant of New Pubco, respectively, each exercisable for one share of New Pubco common stock.

Under the Merger Agreement, in connection with the Second Merger, the Company has agreed to indirectly acquire all of the outstanding equity interests of CDH for approximately $527 million in aggregate consideration, subject to specified adjustments, which will be paid at the effective time of the Proposed Business Combination. Such consideration will be paid in cash and shares of common stock of New Pubco, calculated based on the per share merger consideration value formula as set forth in the Merger Agreement and, in the case of the shares of common stock of New Pubco, calculated based on a price of $10.20 per share (the “Closing Price”). The cash consideration is expected to be $118.35 million, less certain advisor expenses, and the remainder of the aggregate consideration will be paid in shares of common stock of New Pubco. The stock consideration is subject to the following adjustments: (i) an increase for CDH’s cash on hand as of closing; (ii) a decrease for CDH’s indebtedness as of Closing; (iii) a decrease for certain advisor expenses; (iv) an increase or decrease for CDH’s working capital as compared to a working capital target; (v) an increase or decrease for the amount by which CDH’s transaction expenses are less than (or greater than) $7 million; and (vi) an increase for credited expenses paid by CDH.

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of CDH, the Company, Grizzly Merger Sub and New Pubco prior to the closing of the Proposed Business Combination.

The closing of the Proposed Business Combination is subject to certain customary conditions, including, among other things: (i) approval by the Company’s stockholders of the proposals being presented at the special meeting, (ii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of a material adverse regulatory event by a governmental entity that enjoins, prohibits or makes illegal the consummation of the Proposed Business Combination, (iv) the Company obtaining financing satisfactory to CDH, (v) certain contracts of CDH and its subsidiaries that have been agreed to between the parties being in full force and effect and (vi) the approval of listing of the shares of New Pubco common stock on one of the Nasdaq market tiers.

The Merger Agreement may be terminated by the Company or CDH under certain circumstances.

Registration Rights Agreement

At the closing of the Proposed Business Combination, New Pubco, the Company, the Sponsor, certain members of the Sponsor (the “Sponsor Members”) and the holders of CDH capital stock (the “CDH shareholders” and together with the Sponsor and the Sponsor Members, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, New Pubco will be obligated to file a registration statement to register the resale of certain securities of the New Pubco held by such Holders. In addition, such Holders may make a written demand to New Pubco for an underwritten offering at any time after the three hundred seventy-fifth (375th) day following the consummation of the Proposed Business Combination (or such earlier time in the event that the demand is with respect to greater than 65% of the registrable securities and New Pubco has obtained the prior written consent of the Sponsor). The Registration Rights Agreement will also provide such Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $70,000 in our operating bank account and a working capital of approximately $37,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Class B common stock, par value $0.0001 per share (the “Founder Shares”) and a loan from our Sponsor of $300,000 under a promissory note (the “Note”) dated May 11, 2021. We borrowed $300,000 under the Note since its execution on May 11, 2021, and fully repaid this amount on September 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by December 7, 2022 (unless such period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2022, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our search for a prospective target Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net loss of approximately $2.2 million, which consisted approximately $2.7 million change in fair value of derivative warrant liabilities, approximately $210,000 of general and administrative expenses, $5,000 related party general and administrative expense, approximately $256,000 of income tax expense, and approximately $50,000 of franchise tax expense, partially offset by approximately $1 million of interest income from investments held in the Trust Account.

For the three months ended September 30, 2021, we had a net loss of approximately $4.7 million which consisted of approximately $4.3 million loss upon issuance of Private Placement Warrants, approximately $336,000 change in fair value of derivative warrant liabilities, approximately $41,000 offering costs associated with derivative warrant liabilities, approximately $34,000 of general and administrative expenses and approximately $49,000 of franchise tax expense, offset by approximately $5,000 of interest income from investments held in the Trust Account and checking account.

For the nine months ended September 30, 2022, we had a net income of approximately $2.5 million, which consisted of approximately $2.3 million change in fair value of derivative warrant liabilities and $1.2 million of interest income from investments held in the Trust Account, partially offset by approximately $663,000 of general and administrative expenses, $15,000 related party general and administrative expenses, approximately $256,000 of income tax expense, and approximately $148,000 of franchise tax expense.

For the period from April 19, 2021 (inception) through September 30, 2021, we had a net loss of approximately $4.75 million, which consisted of approximately $4.3 million loss upon issuance of Private Placement warrants, approximately $336,000 change in fair value of derivative warrant liabilities, approximately $41,000 offering costs associated with derivative warrant liabilities, approximately $38,000 of general and administrative expenses and approximately $89,000 of franchise tax expense, offset by approximately $5,000 of interest income from investments held in the Trust Account and the checking account.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 1, 2022. There have been no significant changes in the application of our critical accounting policies during the three and nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2022, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 12, 2022, respectively. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date (subject to the approval of an extension by our stockholders), it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company.

Risks Relating to our Proposed Business Combination

There will be risks associated with the proposed Merger with Consumer Direct Holdings, Inc.

There will be risks associated with the Proposed Business Combination with Consumer Direct Holdings, Inc., which are discussed more fully in the proxy statement/prospectus on Form S-4 filed with the SEC by New Pubco on October 19, 2022, in connection with effectuating the Proposed Business Combination with Consumer Direct Holdings, Inc. Any of these risks could result in a material adverse effect on our results of operations, financial condition, business or prospects.

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

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

DTRT HEALTH ACQUISITION CORP.

By:	/s/ Mark Heaney
Name:	Mark Heaney
Title:	Chief Executive Officer (Principal Executive Officer)